Form 10-K
period 2007-12-31
MORGAN STANLEY CAPITAL I TRUST 2007-IQ13
filed 2008-03-31
CIK 1392945

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or other jurisdiction of
incorporation or organization of issuing entity)
(Issuing entity's telephone number, including area code)
Morgan Stanley Capital I Trust 2007-IQ13
New York
(I.R.S. Employer
Identification No. of issuing entity)
13-3291626
Commission file number of Issuing Entity:
(Address, including zip code, of principal executive offices of issuing entity)
(212) 761-4000
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *
For the fiscal year ended December 31, 2007
or
For the transition period from _____________ to _____________
(Exact name of issuing entity as specified in its charter)
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes] [X No]
[ Yes] [X No]
[X Yes] [ No]
Not Applicable
[ Yes] [X No]
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]
(Exact name of depositor as specified in its charter)
(Exact name of sponsor as specified in its charter)
MORGAN STANLEY CAPITAL I INC.
Morgan Stanley Mortgage Capital Holdings LLC (formally known as Morgan Stanley Mortgage Capital Inc.)
333-130684-29
Smaller reporting company [ ]
Commission file number of depositor: 333-130684
1585 Broadway, New York, New York 10036
* The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.
* The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.
Natixis Real Estate Capital Inc.
(Exact name of sponsor as specified in its charter)
SunTrust Bank; NCB, FSB
(Exact name of sponsor as specified in its charter)
DOCUMENTS INCORPORATED BY REFERENCE
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
Pooling and Servicing Agreement, dated March 1, 2007, among Morgan Stanley Capital I Inc., as depositor, Wells Fargo
Bank, National Association, as a master servicer, NCB, FSB, as a master servicer, LNR Partners, Inc., as a special servicer,
National Consumer Cooperative Bank, as a special servicer and U.S. Bank National Association, as trustee. (Filed as Exhibit
4.1 of the Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29))
and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan Stanley Capital I Inc. and Morgan
Stanley Mortgage Capital Inc. (predecessor to Morgan Stanley Mortgage Capital Holdings LLC) (Filed as Exhibit 99.1 of the
Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)) and
incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan Stanley Capital I Inc. and Natixis Real
Estate Capital Inc. (formerly IXIS Real Estate Capital Inc.). (Filed as Exhibit 99.2 of the Registrant's Current Report on
Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)) and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan Stanley Capital I Inc. and SunTrust
Bank. (Filed as Exhibit 99.3 of the Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission File
Number 333-130684-29)) and incorporated by reference in Part IV.
Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan Stanley Capital I Inc. and NCB, FSB.
(Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission File Number
333-130684-29)) and incorporated by reference in Part IV.
Primary Servicing Agreement, dated as of March 29, 2007, between SunTrust Bank and Wells Fargo Bank, National
Association. (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission
File Number 333-130684-29)) and incorporated by reference in Part IV.
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART II
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None
Item 9B. Other Information.
Item 10. Directors and Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 1112(b) of Regulation AB.
Item 1117 of Regulation AB.
Significant Obligors of Pool Assets (Financial Information).
Legal Proceedings.
In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings
LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.
Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.
Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia
County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District
Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-
2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States
District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v.
Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.
Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common
Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage,
Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.
Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common
Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-
affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.
The 75-101 Federal Street Loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation
AB and as disclosed in the 424(b)(5) Prospectus filed on March 26, 2007 for Morgan Stanley Capital I Inc., Commercial
Mortgage Pass-Through Certificates, Series 2007-IQ13.
Pursuant to Rule 12b-21 under the Securities Exchange Act of 1934, as amended, the Depositor has not included certain financial information including net operating income, net sales or operating revenues and income from continuing operations for the period between January 1, 2007 and January 17, 2007 (collectively, the "Non-Provided
Information"). The borrower did not own the property during the foregoing periods. The property was acquired by the borrower on January 17, 2007 from Equity Office Properties Trust (among other entities) and/or affiliates or subsidiaries thereof. The registrant and its affiliates are not affiliated with the borrower or Equity Office Properties Trust or any other entity having an interest in the entity that sold the borrower the property, and the borrower is not affiliated with
Equity Office Properties Trust or such other entities having an interest in the entity that sold the borrower the property.
The Non-Provided Information was requested from the borrower, and the borrower indicated that it did not possess the
Non-Provided Information.
In accordance with Item 1112(b) of Regulation AB, the most recent audited net operating income of the significant obligor, as provided by the related borrower, on an actual basis and without adjustment, for the period between the acquisition date, January 17, 2007, and the end of the fourth quarter, December 31, 2007, was $(2,454,700). The most recent un-audited net operating income of the significant obligor for the period between the acquisition date,
January 17, 2007, and the end of the fourth quarter, December 31, 2007, as provided by the borrower, was
$13,722,476.68.
Not applicable.
Not applicable.
Item 1115(b) of Regulation AB.
Item 1114(b)(2) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain
Derivatives Instruments (Information Regarding Significant
Enhancement Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1119 of Regulation AB.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The information regarding this Item has been previously filed in the 424(b)(5) Prospectus filed on March 26, 2007.
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.
The servicer compliance statements are attached hereto under Item 15.
Item 15. Exhibits, Financial Statement Schedules.
PART IV
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not Applicable
(3)
(2) Not Applicable
Exhibit Number Description
Exhibit 4.1
Pooling and Servicing Agreement, dated March 1, 2007, among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as a master servicer, NCB, FSB, as a master servicer, LNR Partners, Inc., as a special servicer, National Consumer Cooperative
Bank, as a special servicer and U.S. Bank National Association, as trustee. (Filed as Exhibit
4.1 of the Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission
File Number 333-130684-29) and incorporated by reference).
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statements.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) Capmark Finance Inc., as Master Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
b) Capmark Finance Inc., as Primary Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
c) J.E. Robert Company, Inc., as Special Servicer of the RREEF Portfolio Loan Group
d) LNR Partners, Inc., as Special Servicer
e) National Consumer Cooperative Bank, as Special Servicer
f) NCB, FSB, as Master Servicer
g) SunTrust Bank, as Servicer
h) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
i) Wells Fargo Bank, N.A., as Custodian of the RREEF Portfolio Loan Group
j) Wells Fargo Bank, N.A., as Master Servicer
a) Capmark Finance Inc., as Master Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
b) Capmark Finance Inc., as Primary Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
c) J.E. Robert Company, Inc., as Special Servicer of the RREEF Portfolio Loan Group
d) LNR Partners, Inc., as Special Servicer
e) National Consumer Cooperative Bank, as Special Servicer
f) NCB, FSB, as Master Servicer
g) SunTrust Bank, as Servicer
h) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
i) Wells Fargo Bank, N.A., as Custodian of the RREEF Portfolio Loan Group
j) Wells Fargo Bank, N.A., as Master Servicer
a) Capmark Finance Inc., as Master Servicer and Primary Servicer of the RREEF Portfolio Loan Group
b) Capmark Finance Inc., as Sub-Contractor for Wells Fargo Bank, N.A.
c) LNR Partners, Inc., as Special Servicer
d) National Consumer Cooperative Bank, as Special Servicer
e) NCB, FSB, as Master Servicer
f) SunTrust Bank, as Servicer
g) U.S. Bank National Association, as Trustee and Paying Agent
h) Wells Fargo Bank, N.A., as Master Servicer
Exhibit 99.1 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Inc. (predecessor to Morgan
Stanley Mortgage Capital Holdings LLC) (Filed as Exhibit 99.1 of the Registrant's Current
Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)
and incorporated by reference).
Exhibit 99.2 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and Natixis Real Estate Capital Inc. (formerly IXIS Real Estate Capital
Inc.). (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K/A filed on
January 15, 2008 (Commission File Number 333-130684-29) and incorporated by reference).
(b)
c) Not Applicable.
The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the
Exhibit Index that immediately follows the signature page hereof.
Exhibit 99.3 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and SunTrust Bank. (Filed as Exhibit 99.3 of the Registrant's Current
Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)
and incorporated by reference).
Exhibit 99.4 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and NCB, FSB. (Filed as Exhibit 99.4 of the Registrant's Current Report
on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29) and
incorporated by reference).
Exhibit 99.5 Primary Servicing Agreement, dated as of March 29, 2007, between SunTrust Bank and
Wells Fargo Bank, National Association. (Filed as Exhibit 99.5 of the Registrant's Current
Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)
and incorporated by reference).
SIGNATURES
March 31, 2008
/s/ Warren Friend
Warren Friend
Vice President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MORGAN STANLEY CAPITAL I INC.
(Senior Officer in Charge of Securitization of the Depositor)
Title:
By:
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
a) Capmark Finance Inc., as Master Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
b) Capmark Finance Inc., as Primary Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
c) J.E. Robert Company, Inc., as Special Servicer of the RREEF Portfolio Loan Group
d) LNR Partners, Inc., as Special Servicer
e) National Consumer Cooperative Bank, as Special Servicer
f) NCB, FSB, as Master Servicer
g) SunTrust Bank, as Servicer
h) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
i) Wells Fargo Bank, N.A., as Custodian of the RREEF Portfolio Loan Group
j) Wells Fargo Bank, N.A., as Master Servicer
a) Capmark Finance Inc., as Master Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
b) Capmark Finance Inc., as Primary Servicer of the RREEF Portfolio Loan Group and as Sub-Contractor for
Wells Fargo Bank, N.A.
c) J.E. Robert Company, Inc., as Special Servicer of the RREEF Portfolio Loan Group
d) LNR Partners, Inc., as Special Servicer
e) National Consumer Cooperative Bank, as Special Servicer
f) NCB, FSB, as Master Servicer
g) SunTrust Bank, as Servicer
h) U.S. Bank National Association, as Trustee, Paying Agent and Custodian
i) Wells Fargo Bank, N.A., as Custodian of the RREEF Portfolio Loan Group
j) Wells Fargo Bank, N.A., as Master Servicer
a) Capmark Finance Inc., as Master Servicer and Primary Servicer of the RREEF Portfolio Loan Group
b) Capmark Finance Inc., as Sub-Contractor for Wells Fargo Bank, N.A.
c) LNR Partners, Inc., as Special Servicer
d) National Consumer Cooperative Bank, as Special Servicer
e) NCB, FSB, as Master Servicer
f) SunTrust Bank, as Servicer
g) U.S. Bank National Association, as Trustee and Paying Agent
h) Wells Fargo Bank, N.A., as Master Servicer
Exhibit 99.1 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Inc. (predecessor to Morgan
Stanley Mortgage Capital Holdings LLC) (Filed as Exhibit 99.1 of the Registrant's Current
Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)
and incorporated by reference).
Exhibit 99.2 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and Natixis Real Estate Capital Inc. (formerly IXIS Real Estate Capital
Inc.). (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K/A filed on
January 15, 2008 (Commission File Number 333-130684-29) and incorporated by reference).
Exhibit 99.3 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and SunTrust Bank. (Filed as Exhibit 99.3 of the Registrant's Current
Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)
and incorporated by reference).
Exhibit 4.1
Pooling and Servicing Agreement, dated March 1, 2007, among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as a master servicer, NCB, FSB, as a master servicer, LNR Partners, Inc., as a special servicer, National Consumer Cooperative
Bank, as a special servicer and U.S. Bank National Association, as trustee. (Filed as Exhibit
4.1 of the Registrant's Current Report on Form 8-K/A filed on January 15, 2008 (Commission
File Number 333-130684-29) and incorporated by reference).
Exhibit 99.4 Mortgage Loan Purchase Agreement, dated as of March 22, 2007, between Morgan
Stanley Capital I Inc. and NCB, FSB. (Filed as Exhibit 99.4 of the Registrant's Current Report
on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29) and
incorporated by reference).
Exhibit 99.5 Primary Servicing Agreement, dated as of March 29, 2007, between SunTrust Bank and
Wells Fargo Bank, National Association. (Filed as Exhibit 99.5 of the Registrant's Current
Report on Form 8-K/A filed on January 15, 2008 (Commission File Number 333-130684-29)
and incorporated by reference).